Form 10-K
period 2019-12-31
Mercedes-Benz Auto Lease Trust 2019-B
filed 2020-03-27
CIK 1791507

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number of Issuing Entity: 333-229783-02
Commission File Number of Depositor: 333-229783

Mercedes-Benz Auto Lease Trust 2019-B
(Exact name of Issuing Entity as specified in its charter) Central Index Key number of the Issuing Entity: 0001791507

Daimler Trust Leasing LLC
(Exact name of Depositor as specified in its charter) Central Index Key number of the Depositor: 0001537805

Mercedes-Benz Financial Services USA LLC
(Exact name of Sponsor as specified in its charter) Central Index Key number of the Sponsor: 0001540252

State of Delaware	38-7236293
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No.)

36455 Corporate Drive, Farmington Hills, Michigan	48331
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

(248) 991-6700
(Telephone number, including area code, of issuing entity)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Smaller reporting company☐	Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980). None

PART I

Item 1B.                Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 1.            Business.

Item 1A.         Risk Factors.

Item 2.            Properties.

Item 3.            Legal Proceedings.

PART II

Item 9B.         Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.            Selected Financial Data.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

Item 8.            Financial Statements and Supplementary Data.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.         Controls and Procedures.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.         Directors, Executive Officers and Corporate Governance.

Item 11.         Executive Compensation.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Item 14.         Principal Accountant Fees and Services.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets – Financial Information.

Nothing to report.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments – Financial Information.

Nothing to report.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments – Financial Information.

Nothing to report.

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust, National Association (the “Owner Trustee”), Daimler Trust (the “Titling Trust”), Daimler Title Co. (the “Collateral Agent”), the Issuing Entity, or any other party contemplated by Item 1117 of Regulation AB or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the “Notes”), except to the extent set forth below with respect to the Indenture Trustee.

The Indenture Trustee has provided the information contained in the following [three] paragraphs for purposes of compliance with Regulation AB:

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Depositor is an affiliate of Mercedes-Benz Financial Services USA, which acts as Sponsor, Servicer and Administrator, in that Mercedes-Benz Financial Services USA is the sole equity member of the Depositor.

The Sponsor acts as originator (as contemplated by Item 1110 of Regulation AB) of the lease assets assigned to the Titling Trust and services the leases. The Issuing Entity issued the Mercedes-Benz Auto Lease Trust 2019-B asset backed certificates to the Depositor and through this issuance, the Depositor has acquired a 100% ownership interest in the Issuing Entity. Therefore, the Issuing Entity is an affiliated party of the Depositor and, indirectly, of the Sponsor.

The Indenture Trustee is an affiliate of the Collateral Agent.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes. In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from this asset-backed securities transaction involving the issuance of the Notes by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2019, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instances of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer identified one material instance of noncompliance with the servicing criteria applicable to the Servicer. In regard to one account, the Servicer failed to send a pre-repo notice within the timeframe required by Servicer policy. The account in question was part of the assets backing the Notes. In response to the above finding the Servicer responded that (1) the Servicer follows applicable law in the provision of pre-repo notices, (2) for the account in question, the pre-repo notice was sent four business days late because the Servicer did not document in its portfolio system that approval for repossession had been obtained and (3) the Servicer’s procedures have been revised to clarify the requirements for documenting repossession approvals in the Servicer’s portfolio system.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.

PART IV

Item 15.        Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1

Underwriting Agreement, dated November 13, 2019, among Daimler Trust Leasing LLC, as Depositor, Mercedes-Benz Financial Services USA LLC, and Credit Agricole Securities (USA) Inc., BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 15, 2019, which is incorporated herein by reference).

3.1

Certificate of Formation of Daimler Trust Leasing LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.2

Limited Liability Company Agreement of Daimler Trust Leasing LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.3

Second Amended and Restated Trust Agreement, dated as of April 1, 2008, of Daimler Trust, among Mercedes-Benz Financial Services USA LLC, Daimler Trust Holdings LLC, as initial beneficiary and BNY Mellon Trust of Delaware, as trustee (included in Exhibit 3.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.4

Amendment to Second Amended and Restated Trust Agreement of Daimler Trust, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, Daimler Trust Holdings LLC and BNY Mellon Trust of Delaware, as trustee (included in Exhibit 3.4 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

4.1

Indenture, dated as of November 1, 2019, between the Issuing Entity and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of November 1, 2019, among Daimler Trust Leasing LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

4.3

Amended and Restated Collateral Agency Agreement, dated as of March 1, 2009, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

Exhibit Number	Description
4.4

2019-B Exchange Note Supplement, dated as of November 1, 2019, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.1

First-Tier Sale Agreement, dated as of November 1, 2019, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.2

Second-Tier Sale Agreement, dated as of November 1, 2019, between Daimler Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.3

Amended and Restated Servicing Agreement, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

10.4

2019-B Servicing Supplement, dated as of November 1, 2019, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.5

Asset Representations Review Agreement, dated as of November 1, 2019, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8 K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

99.1

Intercreditor Agreement, dated as of August 1, 2007, among Mercedes-Benz Financial Services USA LLC, Daimler Trust, Daimler Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

Exhibit Number	Description
99.2

2019-B Collateral Account Control Agreement, dated as of November 1, 2019, between the Issuing Entity and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

99.3

Titling Trust Account Control Agreement, dated as of November 1, 2019, between Daimler Trust and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

99.4

2019-B Administration Agreement, dated as of November 1, 2019, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

(c)	Not applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders or is presently anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mercedes-Benz Auto Lease Trust 2019-B
(Issuing Entity)

By:	Mercedes-Benz Financial Services USA LLC (Servicer)

	By:	/s/ Brian T. Stevens
Name: Brian T. Stevens
Title: Vice President and Controller (senior officer in charge of the servicing function for the Servicer)

Dated: March 19, 2020

EXHIBIT INDEX

Exhibit Number	Description
1.1

Underwriting Agreement, November 13, 2019, among Daimler Trust Leasing LLC, as Depositor, Mercedes-Benz Financial Services USA LLC, and Credit Agricole Securities (USA) Inc., BofA Securities, Inc. and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8 K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

3.1

Certificate of Formation of Daimler Trust Leasing LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.2

Limited Liability Company Agreement of Daimler Trust Leasing LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.3

Second Amended and Restated Trust Agreement, dated as of April 1, 2008, of Daimler Trust, among Mercedes-Benz Financial Services USA LLC, Daimler Trust Holdings LLC, as initial beneficiary and BNY Mellon Trust of Delaware, as trustee (included in Exhibit 3.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

3.4

Amendment to Second Amended and Restated Trust Agreement of Daimler Trust, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, Daimler Trust Holdings LLC and BNY Mellon Trust of Delaware, as trustee (included in Exhibit 3.4 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

4.1

Indenture, dated as of November 1, 2019, between the Issuing Entity and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

4.2

Amended and Restated Trust Agreement, dated as of November 1, 2019, among Daimler Trust Leasing LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

4.3

Amended and Restated Collateral Agency Agreement, dated as of March 1, 2009, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

4.4

2019-B Exchange Note Supplement, dated as of November 1, 2019, among Daimler Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Daimler Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

Exhibit Number	Description
10.1

First-Tier Sale Agreement, dated as of November 1, 2019, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.2

Second-Tier Sale Agreement, dated as of November 1, 2019, between Daimler Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.3

Amended and Restated Servicing Agreement, dated as of March 1, 2009, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.3 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

10.4

2019-B Servicing Supplement, dated as of November 1, 2019, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Daimler Trust, as titling trust, and Daimler Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

10.5

Asset Representations Review Agreement, dated as of November 1, 2019, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8 K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

99.1

Intercreditor Agreement, dated as of August 1, 2007, among Mercedes-Benz Financial Services USA LLC, Daimler Trust, Daimler Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Registration Statement on Form S-3, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).

99.2

2019-B Collateral Account Control Agreement, dated as of November 1, 2019, between the Issuing Entity and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

Exhibit Number	Description
99.3

Titling Trust Account Control Agreement, dated as of November 1, 2019, between Daimler Trust and U.S. Bank National Association, as assignee-secured party and as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).

99.4

2019-B Administration Agreement, dated as of November 1, 2019, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on November 22, 2019, which is incorporated herein by reference).