Form 10-K
period 2021-12-31
Mercedes-Benz Auto Lease Trust 2019-B
filed 2022-03-29
CIK 1791507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number of Issuing Entity: 333-232590-01
Commission File Number of Depositor: 333-232590

Mercedes-Benz Auto Receivables Trust 2019-1
(Exact name of Issuing Entity as specified in its charter) Central Index Key number of the Issuing Entity: 0001785844

Daimler Retail Receivables LLC
(Exact name of Depositor as specified in its charter) Central Index Key number of the Depositor: 0001463814

Mercedes-Benz Financial Services USA LLC
(Exact name of Sponsor as specified in its charter) Central Index Key number of the Sponsor: 0001540252

State of Delaware	84-6450634
(State or Other Jurisdiction of Incorporation of issuing entity)	(I.R.S. Employer Identification No.)

35555 W. Twelve Mile Rd., Suite 100, Farmington Hills, Michigan	48331
(Address of Principal Executive Offices of issuing entity)	(Zip Code)

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

PART I

Item 1B.	Unresolved Staff Comments.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item	1. Business.

Item	1A. Risk Factors.

Item	2. Properties.

Item	3. Legal Proceedings.

PART II

Item 9B.	Other Information.

Nothing to report.

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

PART III

The following Items have been omitted in accordance with General Instruction J(1) to Form 10-K:

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Item 14.	Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB. Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the Sponsor, the Depositor, U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust, National Association (the “Owner Trustee”), the Issuing Entity, or any property thereof, that are material to holders of the Asset Backed Notes issued by the Issuing Entity (the “Notes”), except to the extent set forth below with respect to the Indenture Trustee.

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

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2021, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 19, 2019, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mizuho Securities USA LLC, BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 20, 2019, which is incorporated herein by reference).

3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

Exhibit Number	Description
3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

4.1	Indenture, dated as of September 1, 2019, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.1 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of September 1, 2019, between Daimler Retail Receivables LLC, as depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of September 1, 2019, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.2	Receivables Purchase Agreement, dated as of September 1, 2019, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Retail Receivables LLC, as purchaser (included in Exhibit 10.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.3	Administration Agreement, dated as of September 1, 2019, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC, as administrator, and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.4	Asset Representations Review Agreement, dated as of September 1, 2019, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.4 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.

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

Mercedes-Benz Auto Receivables Trust 2019-1
(Issuing Entity)

By:	Mercedes-Benz Financial Services USA LLC
(Servicer)

By:	/s/ Brian T. Stevens
Name: Brian T. Stevens
Title: Vice President and Controller (senior officer in
charge of the servicing function for the Servicer)

Dated: March 24, 2022

EXHIBIT INDEX

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 18, 2019, among Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC and Mizuho Securities USA LLC, BNP Paribas Securities Corp., and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 20, 2019, which is incorporated herein by reference).

3.1	Articles of Organization of Daimler Retail Receivables LLC (included in Exhibit 3.1 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

3.2	Operating Agreement of Daimler Retail Receivables LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3, No. 333-159281, as filed with the SEC on May 15, 2009, which is incorporated herein by reference).

4.1	Indenture, dated as of September 1, 2019, between the Issuing Entity and U.S. Bank National Association, as indenture trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

4.2	Amended and Restated Trust Agreement, dated as of September 1, 2019, between Daimler Retail Receivables LLC, as Depositor, and Wilmington Trust, National Association, as owner trustee (included in Exhibit 4.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.1	Sale and Servicing Agreement, dated as of September 1, 2019, among the Issuing Entity, Daimler Retail Receivables LLC, and Mercedes-Benz Financial Services USA LLC, as seller and as servicer (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.2	Receivables Purchase Agreement, dated as of September 1, 2019, between Mercedes-Benz Financial Services USA LLC, as seller, and Daimler Retail Receivables LLC, as purchaser (included in Exhibit 10.2 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

10.3	Administration Agreement, dated as of September 1, 2019, among the Issuing Entity, Daimler Retail Receivables LLC, Mercedes-Benz Financial Services USA LLC, as administrator, and U.S. Bank National Association, as indenture trustee (included in Exhibit 10.3 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

Exhibit Number	Description
10.4	Asset Representations Review Agreement, dated as of September 1, 2019, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator and servicer, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.4 to the Form 8 K of the Issuing Entity, as filed with the SEC on September 27, 2019, which is incorporated herein by reference).

31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.

33.2	Report on Assessment of Compliance with Servicing Criteria for U.S. Bank National Association, as Indenture Trustee.

34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to U.S. Bank National Association, as Indenture Trustee.

35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.